Form 10QSB
period 2002-03-31
WORLD MEDIA GROUP INC
filed 2002-06-04
CIK 1163960

UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION

             Washington, D.C. 20549

                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended March 31, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
For the transition period           to
                         ----------    ----------

      Commission file number - 0-33443

          World Media Group, Inc.
Exact name of Registrant as specified
          in its charter)

         Nevada                                           59-3752482
 (State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                            Identification
                                                            Number)

13604 SE 108 Ct. Road. Ocklawaha, Florida                    32179
(Address of principal executive offices)                   (Zip Code)

           (353) 288-3500
    (Registrant's telephone number,
         including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange
Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes    x      No
    ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

    5,385,788           Shares of Common Stock
($.0001 par value)        (Title of Class)


Transitional Small Business Disclosure Format
(check one):
    Yes           No    x
       -------       -------

World Media Group, Inc.


PART I:  Financial Information

ITEM 1 - Financial statements

	   Balance Sheet

         Statements of Operations

         Statements of Cash Flows

         Notes to Financial Statements

ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II:  Other Information

ITEM 1 - Legal proceedings

ITEM 2 - Changes in securities

ITEM 3 - Defaults upon senior securities

ITEM 4 - Submission of matters to a vote of security holders

ITEM 5 - Other information

ITEM 6 - Exhibits and Reports on Form 8-K

ITEM 1. FINANCIAL STATEMENTS

              World Media Group, Inc.
                  Balance Sheet


                     Assets

                                                       March 31, 2002
                                                       --------------
                                                         (Unaudited)
Current assets
  Cash                                                  $        10
                                                        ===========

Liabilities and Stockholders' (Deficit)

Current liabilities
  Due to affiliates                                     $     1,825
                                                        -----------

Stockholders' (Deficit)
  Common stock, $.0001 par value,
   500,000,000 shares authorized,
   5,385,788 shares issued and
   outstanding                                                 539
  Additional paid-in capital                             1,118,539
  Accumulated (deficit)                                 (1,120,893)
                                                       -----------
                                                            (1,815)
                                                       -----------

                                                       $        10
                                                       ===========

See the accompanying notes to
  the financial statements.

            World Media Group, Inc.
            Statements of Operations

                                         3 months ended     3 months ended
                                         March 31, 2002     March 31, 2001
                                          (Unaudited)        (Unaudited)
                                         --------------     --------------

Revenue                                    $       -          $       -

Operating Costs and Expenses                     124                  -
                                           ---------          ---------
Net (loss)                                 $    (124)         $       -
                                           =========          =========

Per Share Information -
 basic and fully diluted:

Weighted average common shares
   outstanding                             5,385,788          5,385,788
                                           =========          =========

(Loss) per share                           $   (0.00)         $   (0.00)
                                           =========          =========

See the accompanying notes to
the financial statements.

             World Media Group, Inc.
            Statements of Cash Flows

                                              3 months ended      3 months ended
                                              March 31, 2002      March 31, 2001
                                                (Unaudited)        (Unaudited)
                                              --------------      --------------
Cash flows from operating activities:
Net (loss)                                       $    (124)          $       -
                                                 ---------           ---------
  Net cash (used in) operating activities             (124)                  -
                                                 ---------           ---------

Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                                   -                   -
                                                ----------          ----------
Cash flows from financing activities:
Increase/decrease in due to from affiliates           (625)                  -
                                                ----------          ----------
  Net cash (used in) financing activities             (625)                  -
                                                ----------          ----------

Increase (decrease) in cash and cash equivalents                          (749)

Cash and cash equivalents, beginning of period         759                   -

Cash and cash equivalents, end of period        $       10          $        -
                                                ==========          ==========

Supplemental cash flow information:
   Cash paid for interest                       $        -          $        -
   Cash paid for income taxes                   $        -          $        -

See the accompanying notes to
  the financial statements.

World Media Group, Inc.
Notes to Financial statements
March 31, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements.
In the opinion of management, all adjustments
(consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2001 and for the two years then ended, including notes thereto.

NOTE 2 - EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by Statement of Financial Accounting
Standards (SFAS) 128, "Earnings per Share." Basic earning (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earning (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive commons stock equivalents are not considered in the computation.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002 the Company repaid $625 in advances from affiliates.

NOTE 4 - GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern.

The Company currently has no business operations and its continued existence is dependent upon its ability to meet its future financing requirements, and the success of its future operations.

Management plans include obtaining additional equity or debt financing prior to the commencement of significant business operations to provide the opportunity for the Company to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - Inception through March
31, 2002.

The Company has had no significant business operations for the periods presented.

Liquidity and Capital Resources.

The Company has no cash as of March 31, 2002.

                  PART II

Item 1. Legal proceedings.

There is no litigation pending or threatened by or against World Media Group.

Item 2. Changes in Securities.
	N/A

Item 3. Defaults upon Senior Securities.
	N/A

Item 4. Submission of matters to a vote of Security Holders.
	N/A

Item 5. Other information.
	N/A

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits (numbered in accordance with Item
601 of Regulation S-K)

      None

(b)   Reports on Form 8-K

      None

                   SIGNATURE

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: 5/14/2002

  /s/ Robert E. Alvarez
---------------------------
Robert E. Alvarez, President
World Media Group, Inc.
Notes to Consolidated Financial Statements
December 28, 1997