Form 10QSB/A
period 2002-03-31
WORLD MEDIA GROUP INC
filed 2002-07-03
CIK 1163960

UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION

             Washington, D.C. 20549

                  Amendment 1 to
                   FORM 10-QSB

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

         Colorado                                           59-3752482
 (State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                            Identification
                                                            Number)

13604 SE 108 Ct. Road. Ocklawaha, Florida                    32179
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


Date: 7/2/2002

  /s/ Robert E. Alvarez
---------------------------
Robert E. Alvarez, President

World Media Group, Inc.
Notes to Consolidated Financial Statements
December 28, 1997