Form 10QSB
period 2002-06-30
WORLD MEDIA GROUP INC
filed 2002-12-04
CIK 1163960

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

             Washington, D.C. 20549

                  FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended June 30, 2002

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

                   (352) 288-3500
 (Registrant's telephone number, including area code)

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

ITEM 1. FINANCIAL STATEMENTS

          World Media Group, Inc.
             Balance Sheet

                              Assets

                                        June 30, 2002
                                        -------------
                                         (Unaudited)
Current assets
     Cash                                 $        -
                                          ==========



Liabilities and Stockholders' (Deficit)

Current liabilities
  Due to affiliates                       $    1,825
                                          ----------
Stockholders' (deficit)
  Common stock, $.0001 par value,
    500,000,000 shares authorized,
    5,385,788 shares issued
    and outstanding                              539
  Additional paid-in capital               1,118,539
  Accumulated (deficit)                   (1,120,903)
                                          ----------
                                              (1,825)
                                          ----------

                                          $        -
                                          ==========

See the accompanying notes to the financial statements.

                World Media Group, Inc.
               Statements of Operations

                              Three months   Three months   Six months   Six months
                                  ended          ended        ended         ended
                            June 30, 2002   June 30, 2001 June 30, 2002  June 30, 2001
                            --------------  ------------- -------------  -------------
                              (Unaudited)     (Unaudited)   (Unaudited)   (Unaudited)

Revenue                        $      -        $      -      $      -       $      -
                               --------        --------      --------       --------


Operating Costs and Expenses         10               -           134              -
                               --------        --------      --------       --------

Net (loss)                     $    (10)       $      -      $   (134)      $      -
                               ========        ========      ========       ========

Per Share Information - basic and fully diluted:

Weighted average common
   shares outstanding         5,385,788       5,385,788     5,385,788      5,385,788
                              =========       =========     =========      =========

(Loss) per share               $  (0.00)       $  (0.00)     $  (0.00)      $  (0.00)
                              =========       =========     =========      =========

See the accompanying notes to the financial statements.

                World Media Group, Inc.
               Statements of Cash Flows

                                           Six months ended         Six months ended
                                            June 30, 2002             June 30, 2001
                                              (Unaudited)              (Unaudited)
                                            ---------------         ----------------
Cash flows from operating activities:
Net (loss)                                   $       (134)            $          -
                                             ------------             ------------
  Net cash (used in) operating activities            (134)                       -
                                             ------------             ------------

Cash flows from investing activities:
Net cash provided by (used in) investing
    activities                                          -                        -
                                             ------------             ------------

Cash flows from financing activities:
(Decrease) in due to from affiliates                 (625)                       -
                                             ------------             ------------
  Net cash (used in) financing activities            (625)                       -
                                             ------------             ------------

Increase (decrease) in cash and cash
   equivalents                                       (759)                       -
Cash and cash equivalents, beginning of
   Period                                             759                        -
                                             ------------             ------------

Cash and cash equivalents, end of period     $          -             $          -
                                             ============             ============

Supplemental cash flow information:
   Cash paid for interest                    $          -             $          -
   Cash paid for income taxes                $          -             $          -

See the accompanying notes to the financial statements.

          World Media Group, Inc.
        Notes to Financial statements
                June 30, 2002

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

NOTE 2 - EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by Statement of Financial Accounting
Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive commons stock equivalents are not considered in the computation.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended June 30 2002 the Company repaid $625 in advances from affiliates.

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

Liquidity and Capital Resources.

The Company has no cash as of June 30, 2002.

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

    Exhibit 99 - Certifications pursuant to
      18 U.S.C. Section 1350

      None

(b)   Reports on Form 8-K

      None










           SIGNATURE

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: 10/10/2002

/s/ Robert E. Alvarez
---------------------------
Robert E. Alvarez, President

  CERTIFICATION ACCOMPANYING PERIODIC REPORT
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
OF 2002

I, Robert Alvarez, certify that:

1.   I have reviewed this quarterly report on Form
10-QSB of World Media Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial
statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of World
Media Group, Inc. as of, and for, the periods presented in this quarterly report.

4.   I am responsible for establishing and
maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for World Media Group, Inc. and have:

a) designed such disclosure controls and procedures to ensure that material information relating to World Media Group, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of World Media
Group, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to World Media Group, Inc.'s auditors and the audit committee of World Media Group, Inc.'s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect World Media Group, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in World Media Group, Inc.'s internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2002

/s/ Robert Alvarez
--------------------------
    Robert Alvarez
President/Chief Executive Officer/
  Chief Accounting Officer


World Media Group, Inc.
Notes to Consolidated Financial Statements
December 28, 1997