Form 10QSB
period 2002-09-30
WORLD MEDIA GROUP INC
filed 2002-12-04
CIK 1163960

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

                    FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended September 30, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
For the transition period             to
                           ----------    ---------
-

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

World Media Group, Inc.


PART I:        Financial Information

ITEM 1 - Financial statements

Balance Sheet

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

ITEM 2 - Management's discussion and analysis of financial condition and results of operations

ITEM 3 - Controls and Procedures

PART II:      Other Information

ITEM 1 - Legal proceedings

ITEM 2 - Changes in securities

ITEM 3 - Defaults upon senior securities

ITEM 4 - Submission of matters to a vote of security holders

ITEM 5 - Other information

ITEM 6 - Exhibits and Reports on Form 8-K

ITEM 1. FINANCIAL STATEMENTS

World Media Group, Inc.
Balance Sheet

                           Assets

                                         September 30, 2002
                                         ------------------
                                            (Unaudited)
Current assets
  Cash                                     $         -
                                           ===========

 Liabilities and Stockholders' (Deficit)

Current liabilities
  Accrued expenses                          $    5,000
  Due to affiliates                              1,825
                                            ----------
     Total current liabilities                   6,825
                                            ----------
Stockholders' (deficit)
  Common stock, $.0001 par value, 500,000,000
     shares authorized, 5,385,788 shares
     issued and outstanding                        539
  Additional paid-in capital                 1,118,539
  Accumulated (deficit)                     (1,125,903)
                                            ----------
                                                (6,825)
                                            ----------
                                            $        -
                                            ==========

See the accompanying notes to the financial statements.

             World Media Group, Inc.
             Statements of Operations

                        3 months ended  3 months ended  9months ended   9 months ended
                        Sept. 30, 2002  Sept. 30, 2001  Sept. 30, 2002  Sept. 30, 2001
                        --------------  --------------  --------------  --------------
                          (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)


Revenue                   $       -        $       -       $       -        $       -
                          ---------        ---------       ---------        ---------

Operating Costs and
  Expenses                    5,000                -           5,134                -
                           --------        ---------       ---------        ---------
Net (loss)                $  (5,000)       $       -       $  (5,134)       $       -
                          =========        =========       =========        =========

Per Share Information -
  basic and fully diluted:

Weighted average common
  shares outstanding       5,385,788       5,385,788       5,385,788        5,385,788
                          ==========       =========       =========        =========
(Loss) per share          $    (0.00)      $   (0.00)      $   (0.00)      $    (0.00)
                          ==========       =========       =========       ==========





See the accompanying notes to the financial statements.

           World Media Group, Inc.
          Statements of Cash Flows

                                    Nine months ended          Nine months ended
                                    September 30, 2002         September 30, 2001
                                    ------------------         ------------------
                                       (Unaudited)                (Unaudited)
Cash flows from operating
  activities:
  Net cash (used in) operating
     activities                          $       (134)              $       -
                                         ------------               ---------
Cash flows from investing
  activities:
Net cash provided by (used in)
  investing activities                              -                       -
                                         ------------               ---------
Cash flows from financing
  activities:
(Decrease) in due to from
  affiliates                                     (625)                      -
                                         ------------               ---------
  Net cash (used in) financing
    activities                                   (625)                      -
                                         ------------               ---------
Decrease in cash and cash equivalents            (759)                      -

Cash and cash equivalents,
  beginning of period                             759                       -
                                          -----------               ---------
Cash and cash equivalents,
  end of period                           $         -               $       -
                                          ===========               =========

Supplemental cash flow information:
   Cash paid for interest                 $         -               $       -
   Cash paid for income taxes             $         -               $       -


See the accompanying notes to the
  financial statements.

World Media Group, Inc.
Notes to Financial Statements
September 30, 2002
(Unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30 2002 the Company repaid $625 in advances from affiliates.

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

Liquidity and Capital Resources.

The Company has no cash as of September 30, 2002.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief
Financial Officer evaluated the Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

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


Date: November 25, 2002
/s/ Robert E. Alvarez
---------------------------
Robert E. Alvarez, President

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

4.   I am responsible for establishing and
maintaining disclosure controls and
procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for
World Media Group, Inc. and have:

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

Date: November 25, 2002

/s/ Robert Alvarez
--------------------------
    Robert Alvarez
President/Chief Executive Officer/
  Chief Accounting Officer

World Media Group, Inc.
Notes to Consolidated Financial Statements
December 28, 1997